Form 10-K/A
JPMBB Commercial Mortgage Securities Trust 2013-C17
filed 2014-05-21
CIK 1593269

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)


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

    Not applicable.



  EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange commission on March 31, 2014 (the "Original Form 10-K") is (i) to file an amended and restated Report of Assessment of Compliance with Servicing Criteria for Situs Holdings, LLC, as Special Servicer and as a Special Servicer of the Jordan Creek Town Center Mortgage Loan, (in such capacities "Situs"), dated April 24, 2014, as a replacement to the Report of Assessment of Compliance with Servicing Criteria of Situs, dated March 26, 2014, filed as Exhibits 33.13 and 33.14 of the Exhibits, Financial Statement Schedules under Items 15 to the Original Form 10-K, (ii) to file a revised Attestation Report on Assessment of Compliance with the Applicable Servicing Criteria for Situs, dated April 24, 2014, as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Situs, dated March 31, 2014, filed as Exhibits 34.13 and 34.14 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each Such amendment and restatement being made to clarify the servicing criteria applicable to Situs. (The remainder of the explanatory notes below are repeated from the Original Form 10-K.)

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

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aire Mortgage Loan, which constituted approximately 8.3% of the asset pool of the issuing entity as of its cut-off date. The Aire Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aire Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-C16 transaction, Commission File Number 333-190246-01 (the "JPMCC 2013-C16 Transaction"). This loan combination, including the Aire Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2013-C16 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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



          33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
          33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Aire Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
          33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Jordan Creek Town Center Mortgage Loan (filed as Exhibit 33.1 to the Original
          Form 10-K and incorporated by reference herein)
          33.4 Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 33.4 to the Original
          Form 10-K and incorporated by reference herein)
          33.5 Deutsche Bank Trust Company Americas, as Trustee  for the Jordan Creek Town Center
          Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
          33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer for the Aire Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
          33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
          33.8 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage
          Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
          33.9 National Tax Search, LLC, as Servicing Function Participant for the Jordan Creek
          Town Center Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
          33.10 Pentalpha Surveillance, LLC, as Senior Trust Advisor (filed as Exhibit 33.10 to the
          Original Form 10-K and incorporated by reference herein)
          33.11 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Aire Mortgage Loan
          (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
          33.12 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Jordan Creek Town
          Center Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
          33.13 Situs Holdings, LLC, as Special Servicer
          33.14 Situs Holdings, LLC, as Special Servicer for the Jordan Creek Town Center Mortgage
          Loan (see Exhibit 33.13)
          33.15 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (filed as
          Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
          33.16 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)
          33.17 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
          Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
          33.18 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
          33.19 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire
          Mortgage Loan (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
          33.20 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan
          (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
          33.21 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage
          Loan (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)
          33.22 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Jordan Creek Town Center Mortgage Loan (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
          33.23 Wells Fargo Bank, National Association, as Custodian for the Jordan Creek Town
          Center Mortgage Loan (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
          33.24 Wells Fargo Bank, National Association, as Primary Servicer for the Jordan Creek
          Town Center Mortgage Loan (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
          34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Aire Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
          34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Jordan Creek Town Center Mortgage Loan (filed as Exhibit 34.1 to the Original
          Form 10-K and incorporated by reference herein)
          34.4 Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 34.4 to the Original
          Form 10-K and incorporated by reference herein)
          34.5 Deutsche Bank Trust Company Americas, as Trustee  for the Jordan Creek Town Center
          Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
          34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer for the Aire Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
          34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
          34.8 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage
          Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
          34.9 National Tax Search, LLC, as Servicing Function Participant for the Jordan Creek
          Town Center Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
          34.10 Pentalpha Surveillance, LLC, as Senior Trust Advisor (filed as Exhibit 34.10 to the
          Original Form 10-K and incorporated by reference herein)
          34.11 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Aire Mortgage Loan
          (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
          34.12 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Jordan Creek Town
          Center Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
          34.13 Situs Holdings, LLC, as Special Servicer
          34.14 Situs Holdings, LLC, as Special Servicer for the Jordan Creek Town Center
          Mortgage Loan (see Exhibit 34.13)
          34.15 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (filed as Exhibit
          34.15 to the Original Form 10-K and incorporated by reference herein)
          34.16 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)
          34.17 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
          Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
          34.18 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.18 to the
          Original Form 10-K and incorporated by reference herein)
          34.19 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire
          Mortgage Loan (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
          34.20 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan
          (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
          34.21 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage
          Loan (filed as Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)
          34.22 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Jordan Creek Town Center Mortgage Loan (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
          34.23 Wells Fargo Bank, National Association, as Custodian for the Jordan Creek Town
          Center Mortgage Loan (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
          34.24 Wells Fargo Bank, National Association, as Primary Servicer for the Jordan Creek
          Town Center Mortgage Loan (filed as Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)



   (35) Servicer compliance statement.



          35.1 Situs Holdings, LLC, as Special Servicer (filed as Exhibit 35.1 to the Original
          Form 10-K and incorporated by reference herein)
          35.2 Situs Holdings, LLC, as Special Servicer for the Jordan Creek Town Center Mortgage
          Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
          35.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
          35.4 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
          Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
          35.5 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire
          Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
          35.6 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage
          Loan (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
          35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Jordan
          Creek Town Center Mortgage Loan (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
          35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Jordan Creek
          Town Center Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)


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


    Date:   May 21, 2014



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



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Aire Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Jordan Creek Town Center Mortgage Loan (filed as Exhibit 33.1 to the Original Form
    10-K and incorporated by reference herein)
    33.4 Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 33.4 to the Original
    Form 10-K and incorporated by reference herein)
    33.5 Deutsche Bank Trust Company Americas, as Trustee  for the Jordan Creek Town Center
    Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
    33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer for the Aire Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
    33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
    33.8 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage
    Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
    33.9 National Tax Search, LLC, as Servicing Function Participant for the Jordan Creek
    Town Center Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
    33.10 Pentalpha Surveillance, LLC, as Senior Trust Advisor (filed as Exhibit 33.10 to the Original
    Form 10-K and incorporated by reference herein)
    33.11 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Aire Mortgage Loan
    (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
    33.12 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Jordan Creek Town
    Center Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
    33.13 Situs Holdings, LLC, as Special Servicer
    33.14 Situs Holdings, LLC, as Special Servicer for the Jordan Creek Town Center Mortgage
    Loan (see Exhibit 33.13)
    33.15 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (filed as
    Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
    33.16 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)
    33.17 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
    33.18 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.18 to the Original
    Form 10-K and incorporated by reference herein)
    33.19 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire
    Mortgage Loan (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
    33.20 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan
    (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
    33.21 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage
    Loan (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)
    33.22 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Jordan Creek Town Center Mortgage Loan (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
    33.23 Wells Fargo Bank, National Association, as Custodian for the Jordan Creek Town
    Center Mortgage Loan (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
    33.24 Wells Fargo Bank, National Association, as Primary Servicer for the Jordan Creek
    Town Center Mortgage Loan (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
   (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Aire Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Jordan Creek Town Center Mortgage Loan (filed as Exhibit 34.1 to the Original
    Form 10-K and incorporated by reference herein)
    34.4 Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 34.4 to the Original
    Form 10-K and incorporated by reference herein)
    34.5 Deutsche Bank Trust Company Americas, as Trustee  for the Jordan Creek Town Center
    Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
    34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer for the Aire Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
    34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original
    Form 10-K and incorporated by reference herein)
    34.8 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage
    Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
    34.9 National Tax Search, LLC, as Servicing Function Participant for the Jordan Creek
    Town Center Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
    34.10 Pentalpha Surveillance, LLC, as Senior Trust Advisor (filed as Exhibit 34.10 to the Original
    Form 10-K and incorporated by reference herein)
    34.11 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Aire Mortgage Loan
    (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
    34.12 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Jordan Creek Town
    Center Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
    34.13 Situs Holdings, LLC, as Special Servicer
    34.14 Situs Holdings, LLC, as Special Servicer for the Jordan Creek Town Center Mortgage
    Loan (see Exhibit 34.13)
    34.15 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (filed as Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
    34.16 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.16 to the Original
    Form 10-K and incorporated by reference herein)
    34.17 Wells Fargo Bank, National Association, as Certificate Administrator(filed as Exhibit 34.17 to the
    Original Form 10-K and incorporated by reference herein)
    34.18 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.18 to the Original
    Form 10-K and incorporated by reference herein)
    34.19 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire
    Mortgage Loan (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
    34.20 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan
    (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
    34.21 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage
    Loan (filed as Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)
    34.22 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Jordan Creek Town Center Mortgage Loan (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
    34.23 Wells Fargo Bank, National Association, as Custodian for the Jordan Creek Town
    Center Mortgage Loan (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
    34.24 Wells Fargo Bank, National Association, as Primary Servicer for the Jordan Creek
    Town Center Mortgage Loan (filed as Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)


   (35) Servicer compliance statement.



    35.1 Situs Holdings, LLC, as Special Servicer (filed as Exhibit 35.1 to the Original
    Form 10-K and incorporated by reference herein)
    35.2 Situs Holdings, LLC, as Special Servicer for the Jordan Creek Town Center Mortgage
    Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
    35.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
    35.4 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
    Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
    35.5 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire
    Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
    35.6 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage
    Loan (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
    35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Jordan Creek Town Center Mortgage Loan (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
    35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Jordan Creek
    Town Center Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)


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