Form 10-K
period 2018-12-31
JPMBB Commercial Mortgage Securities Trust 2013-C17
filed 2019-03-22
CIK 1593269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(212) 834-5467

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Jordan Creek Town Center Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 30, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $23,637,875 for the twelve-month period ended December 31, 2018.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and RAIT Funding, LLC, as loan seller:

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”).  Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2019, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II purchased $18,500,000 of the mortgage loan for which it held a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000,000 of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement.  The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of its obligations under the operative documents and RAIT II should have received, among other things, all of its $18.5 million principal under note B.  The court denied defendants’ motion to dismiss RAIT II’s amended complaint, and the parties are now in the midst of the discovery phase of the litigation.  RAIT Partnership, L.P. served as the collateral manager and servicer for RAIT II.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.1        Wells Fargo Bank, National Association, as Master Servicer

33.2        Situs Holdings, LLC, as Special Servicer prior to April 2, 2018

33.3        KeyBank National Association, as Special Servicer on and after April 2, 2018

33.4        Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

33.5        Wells Fargo Bank, National Association, as Certificate Administrator

33.6        Wells Fargo Bank, National Association, as Custodian

33.7        Pentalpha Surveillance LLC, as Senior Trust Advisor

33.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9        National Tax Search, LLC, as Servicing Function Participant

33.10      Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.1)

33.11      Situs Holdings, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan prior to April 2, 2018 (see Exhibit 33.2)

33.12      KeyBank National Association, as Special Servicer of the Jordan Creek Town Center Mortgage Loan on and after April 2, 2018 (see Exhibit 33.3)

33.13      Deutsche Bank Trust Company Americas, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Certificate Administrator of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.5)

33.15      Wells Fargo Bank, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.6)

33.16      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.7)

33.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.8)

33.18      National Tax Search, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.9)

33.19      Wells Fargo Bank, National Association, as Primary Servicer of The Aire Mortgage Loan (see Exhibit 33.1)

33.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Aire Mortgage Loan

33.21      U.S. Bank National Association, as Trustee of The Aire Mortgage Loan

33.22      Wells Fargo Bank, National Association, as Certificate Administrator of The Aire Mortgage Loan (see Exhibit 33.5)

33.23      Wells Fargo Bank, National Association, as Custodian of The Aire Mortgage Loan (see Exhibit 33.6)

33.24      Pentalpha Surveillance LLC, as Senior Trust Advisor of The Aire Mortgage Loan (see Exhibit 33.7)

33.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Aire Mortgage Loan (see Exhibit 33.8)

33.26      National Tax Search, LLC, as Servicing Function Participant of The Aire Mortgage Loan (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        Situs Holdings, LLC, as Special Servicer prior to April 2, 2018

34.3        KeyBank National Association, as Special Servicer on and after April 2, 2018

34.4        Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

34.5        Wells Fargo Bank, National Association, as Certificate Administrator

34.6        Wells Fargo Bank, National Association, as Custodian

34.7        Pentalpha Surveillance LLC, as Senior Trust Advisor

34.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9        National Tax Search, LLC, as Servicing Function Participant

34.10      Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.1)

34.11      Situs Holdings, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan prior to April 2, 2018 (see Exhibit 34.2)

34.12      KeyBank National Association, as Special Servicer of the Jordan Creek Town Center Mortgage Loan on and after April 2, 2018 (see Exhibit 34.3)

34.13      Deutsche Bank Trust Company Americas, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Certificate Administrator of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.5)

34.15      Wells Fargo Bank, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.6)

34.16      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.7)

34.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.8)

34.18      National Tax Search, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.9)

34.19      Wells Fargo Bank, National Association, as Primary Servicer of The Aire Mortgage Loan (see Exhibit 34.1)

34.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Aire Mortgage Loan

34.21      U.S. Bank National Association, as Trustee of The Aire Mortgage Loan

34.22      Wells Fargo Bank, National Association, as Certificate Administrator of The Aire Mortgage Loan (see Exhibit 34.5)

34.23      Wells Fargo Bank, National Association, as Custodian of The Aire Mortgage Loan (see Exhibit 34.6)

34.24      Pentalpha Surveillance LLC, as Senior Trust Advisor of The Aire Mortgage Loan (see Exhibit 34.7)

34.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Aire Mortgage Loan (see Exhibit 34.8)

34.26      National Tax Search, LLC, as Servicing Function Participant of The Aire Mortgage Loan (see Exhibit 34.9)

35            Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        Situs Holdings, LLC, as Special Servicer prior to April 2, 2018

35.3        KeyBank National Association, as Special Servicer on and after April 2, 2018

35.4        Wells Fargo Bank, National Association, as Certificate Administrator

35.5        Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.1)

35.6        Situs Holdings, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan prior to April 2, 2018 (see Exhibit 35.2)

35.7        KeyBank National Association, as Special Servicer of the Jordan Creek Town Center Mortgage Loan on and after April 2, 2018 (see Exhibit 35.3)

35.8        Wells Fargo Bank, National Association, as Certificate Administrator of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.4)

35.9        Wells Fargo Bank, National Association, as Primary Servicer of The Aire Mortgage Loan

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Aire Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      Wells Fargo Bank, National Association, as Certificate Administrator of The Aire Mortgage Loan (see Exhibit 35.4)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 22, 2019